Form 10QSB
period 1995-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1995-05-12
CIK 820159

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-16552

            ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
     (Exact name of small business issuer as specified in its charter)

                      New Jersey                    76-0179822
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                      Suite 200, Three Kingwood Place
                          Kingwood, Texas  77339
                 (Address of principal executive offices)

                 Issuer's telephone number  (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No

                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
BALANCE SHEET

                                                               MARCH 31,
ASSETS                                                           1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $       9,898
  Accounts receivable - oil & gas sales                            19,768
  Other current assets                                              4,586

Total current assets                                               34,252

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         1,748,411
  Less  accumulated depreciation and depletion                  1,263,090

Property, net                                                     485,321

TOTAL                                                       $     519,573

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $      22,924
   Payable to affiliated limited partnership                          680
   Payable to general partner                                      26,754

Total current liabilities                                          50,358

NONCURRENT PAYABLE TO GENERAL PARTNER                             152,825

PARTNERS' CAPITAL:
   Limited partners                                               305,029
   General partner                                                 11,361

Total partners' capital                                           316,390

TOTAL                                                       $     519,573



See accompanying notes to financial statements.

                                  I-1

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                                            THREE MONTHS ENDED

                                                  MARCH 31,      MARCH 31,
                                                     1995           1994

REVENUES:
  Oil and gas sales                             $     39,388   $     39,165

EXPENSES:
  Depreciation and depletion                          13,716         16,739
  Lease operating expenses                            23,776         22,317
  Production taxes                                     2,645          1,781
  General and administrative                           8,945         11,510

Total expenses                                        49,082         52,347

NET LOSS                                        $     (9,694)  $    (13,182)





See accompanying notes to financial statements.

                                   I-2


ENEX OIL AND GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                      THREE MONTHS ENDED

                                                 MARCH 31,        MARCH 31,
                                                    1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $     (9,694)   $     (13,182)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                         13,716           16,739
(Increase) decrease in:
  Accounts receivable - oil & gas sales                (852)           4,669
  Other current assets                               (1,720)            (118)
Increase in:
   Accounts payable                                   8,989            3,822
   Payable to general partner                         5,245            6,866

Total adjustments                                    25,378           31,978

Net cash provided by operating activities            15,684           18,796

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development c        919             (540)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                (7,506)          (7,506)

NET  INCREASE IN CASH                                 9,097           10,750

CASH AT BEGINNING OF YEAR                               801            3,180

CASH AT END OF PERIOD                          $      9,898    $      13,930




See accompanying notes to financial statements.

                                   I-3


ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $6,756 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1995.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

First Quarter 1995 Compared to First Quarter 1994

Oil and gas sales for the first quarter increased from $39,165 in 1994 to $39,388 in 1995. This represents an increase of $223 (1%). Oil sales increased $13,926 or 56%. A 12% increase in oil production increased sales by $3,068, while a 39% increase in average oil prices increased sales by an additional $10,858. Gas sales decreased by $13,703 or 96%. A 92% decrease in average gas prices reduced sales by $7,018. A 47% decrease in gas production reduced sales by an additional $6,685. The increase in oil production was primarily the result of the successful completion of a waterflood project on the Shafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The higher average oil price corresponds with changes in the overall market for the sale of oil. The lower gas production was primarily the result of the shut-in of production from the Dorothy Stevens #1 well in the Shana acquisition for evaluation. The lower average gas price was a result of a relatively higher net profits payout on the Shana acquisition coupled with lower prices in the overall market for the sale of gas.

Lease operating expenses increased from $22,317 in 1994 to $23,776 in 1995. The increase of $1,459 (7%) is primarily due to higher operating expenses incurred on the Corkscrew and Hightower acquisitions in 1995.

Depreciation and depletion expense decreased from $16,739 in the first quarter of 1994 to $13,716 in the first quarter of 1995. This represents a decrease of $3,023 (18%). The changes in production, noted above, caused depreciation and depreciation expense to decrease by $271. A 17% decrease in the depletion rate due to an upward revision of the oil and gas reserves at December 31, 1994, reduced depreciation and depletion by an additional $2,752.

General and administrative expenses decreased from $11,510 in 1994 to $8,945 in 1995. This decrease of $2,565 (22%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production.
Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in 1995.

As of March 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.
                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                  PROGRAM III - 4, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




May 11, 1995                                   By: /s/ James A. Klein
                                                       James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer







                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                      PROGRAM III - SERIES 4, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                    By:

                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




May 11, 1995                        By:

                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer