Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1995-08-14
CIK 820159

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

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


                        Issuer's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No



                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
BALANCE SHEET

                                                               JUNE 30,
ASSETS                                                           1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $       2,084
  Accounts receivable - oil & gas sales                            30,122
  Other current assets                                              5,645

Total current assets                                               37,851

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         1,749,751
  Less  accumulated depreciation and depletion                  1,274,897

Property, net                                                     474,854

TOTAL                                                       $     512,705

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $      27,836
   Payable to affiliated limited partnership                          665
   Payable to general partner                                      17,010

Total current liabilities                                          45,511

NONCURRENT PAYABLE TO GENERAL PARTNER                             152,825

PARTNERS' CAPITAL:
   Limited partners                                               302,030
   General partner                                                 12,339

Total partners' capital                                           314,369

TOTAL                                                       $     512,705






See accompanying notes to financial statements.

                                    I-1

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                     QUARTER ENDED            SIX MONTHS ENDED

                            JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                               1995          1994          1995          1994

REVENUES:
  Oil and gas sales     $    40,848   $    39,376   $    80,236   $    78,541

EXPENSES:
  Depreciation and depletion 11,807        18,697        25,523        35,436
  Lease operating expenses   22,084        11,093        45,860        33,410
  Production taxes            3,183         2,644         5,828         4,425
  General and administrative  5,794         8,142        14,739        19,652

Total expenses               42,868        40,576        91,950        92,923

NET (LOSS)              $    (2,020)  $    (1,200)  $   (11,714)  $   (14,382)





























See accompanying notes to financial statements.

                                      I-2

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       SIX MONTHS ENDED

                                                  JUNE 30,        JUNE 30,
                                                    1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                     $    (11,714)   $     (14,382)

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                         25,523           35,436
(Increase) decrease in:
  Accounts receivable - oil & gas sales             (11,206)             673
  Other current assets                               (2,779)            (131)
Increase (decrease) in:
   Accounts payable                                  13,901            3,414
   Payable to affiliated partnership                    (15)             -
   Payable to general partner                        (4,499)          (2,913)

Total adjustments                                    20,925           36,479

Net cash provided by operating activities             9,211           22,097

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs             (421)          (2,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                (7,507)         (20,634)

NET INCREASE (DECREASE) IN CASH                       1,283             (968)

CASH AT BEGINNING OF YEAR                               801            3,180

CASH AT END OF PERIOD                          $      2,084    $       2,212













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



Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter increased from $39,376 in 1994 to $40,848 in 1995. This represents an increase of $1,472 (4%). Oil sales increased by $17,327 (61%). A 97% increase in the average oil sales price caused sales to increase by $22,601. This increase was partially offset by an 18% decrease in oil production. Gas sales decreased by $15,855 (146%). A 245% decrease in the average gas sales price reduced sales by $8,433. A 68% decrease in gas production reduced sales by an additional $7,422. The increase in average oil sales price was primarily the result of lower net profits payments on the Shana acquisition which had a pump replaced on the Dorothy Stevens #4 well, coupled with higher prices in the overall market for the sale of oil. The decrease in the average gas sales price was primarily the result of lower prices in the overall market for the sale of gas coupled with relatively higher production from properties with a relatively lower gas price. The lower oil production was primarily the result of natural production declines. The lower gas production was primarily due to the shut-in of production from the Shana acquisition, for a pump replacement, coupled with natural production declines.

Lease operating expenses increased from $11,093 in 1994 to $22,084 in 1995. The increase of $10,991 (99%) is primarily due to costs incurred to perform a workover on the Shana acquisition in the second quarter of 1995.

Depreciation and depletion expense decreased from $18,697 in the second quarter of 1994 to $11,807 in the second quarter of 1995. This represents a decrease of $6,890 (37%). The decline in production, noted above, reduced depreciation and depletion expense by $5,605. A 10% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,285. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $8,142 in 1994 to $5,794 in 1995. This decrease of $2,348 (29%) is primarily due to less staff time being required to manage the Company's operations in 1995.


First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months increased from $78,541 in 1994 to $80,236 in 1995. This represents an increase of $1,695 (2%). Oil sales increased by $31,170 (58%). A 65% increase in the average oil sales price caused sales to increase by $33,317. This increase was partially offset by a 4% decrease in oil production. Gas sales decreased by $29,475 (117%).
A 141% decrease in the average gas sales price reduced sales by $14,981.
A 58% decrease in gas production reduced sales by an additional $14,494. The increase in average oil sales price was primarily the result of lower net profits payments on the Shana acquisition which had a pump replaced on the Dorothy Stevens #4 well, coupled with higher prices in the overall market for the sale of oil. The decrease in the average gas sales price was primarily the result of lower prices in the overall market for the sale of gas coupled with relatively higher production from properties with a relatively lower gas price. The lower oil production was primarily the result of natural production declines. The lower gas production was primarily due to the shut-in of production from the Shana acquisition, for a pump replacement, coupled with natural production declines.

Lease operating expenses increased from $33,410 in 1994 to $45,860 in 1995. The increase of $12,450 (37%) is primarily due to costs incurred to perform a workover on the Shana acquisition in the second quarter of 1995.

Depreciation and depletion expense decreased from $35,436 in the first six months of 1994 to $25,523 in the first six months of 1995. This represents a decrease of $9,913 (28%). The decline in production, noted above, reduced depreciation and depletion expense by $5,882. A 14% decrease in the depletion rate reduced depreciation and depletion expense by an additional $4,031. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $19,652 in 1994 to $14,739 in 1995. This decrease of $4,913 (25%) is primarily due to less staff time being required to manage the Company's operations in 1995.


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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.


PART II.  OTHER INFORMATION


        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                              PROGRAM III - SERIES 4, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                       PROGRAM III - SERIES 4, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer