Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1995-11-13
CIK 820159

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                 1995
                                                                   -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash .........................................................      $    2,935
  Accounts receivable - oil & gas sales ........................          17,951
  Other current assets .........................................          14,696
                                                                      ----------

Total current assets ...........................................          35,582
                                                                      ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ........       1,692,294
  Less  accumulated depreciation and depletion .................       1,234,857
                                                                      ----------

Property, net ..................................................         457,437
                                                                      ----------

TOTAL ..........................................................      $  493,019
                                                                      ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ............................................      $   19,791
   Payable to affiliated limited partnership ...................             665
   Payable to general partner ..................................          18,780
                                                                      ----------

Total current liabilities ......................................          39,236
                                                                      ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ..........................         150,238
                                                                      ----------

PARTNERS' CAPITAL:
   Limited partners ............................................         290,987
   General partner .............................................          12,558
                                                                      ----------

Total partners' capital ........................................         303,545
                                                                      ----------

TOTAL ..........................................................      $  493,019
                                                                      ==========






See accompanying notes to financial statements.
--------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                 NINE MONTHS ENDED
                                ---------------------------    -----------------------------

                                September 30,  September 30,   September 30,   September 30,
                                    1995           1994            1995            1994
                                ------------- -------------    -------------   -------------

REVENUES:
  Oil and gas sales ........       $ 33,895       $  39,348       $ 114,131       $ 117,889
                                   ---------      ----------      ----------     -----------

EXPENSES:
  Depreciation and depletion         13,025          16,760          38,548          52,196
  Lease operating expenses .         27,360          22,944          73,220          56,354
  Production taxes .........          2,178           2,139           8,006           6,564
  General and administrative          6,126           6,850          20,865          26,502
                                   ---------      ----------      ----------     -----------

Total expenses .............         48,689          48,693         140,639         141,616
                                   ---------      ----------      ----------     -----------

OTHER INCOME:
  Gain on sale of property            3,969            --             3,969            --
                                   ---------      ----------      ----------     -----------

NET (LOSS) .................       $(10,825)      $  (9,345)      $ (22,539)     $ (23,727)
                                   =========      ==========      ==========     ==========






See accompanying notes to financial statements.
---------------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                           NINE MONTHS ENDED
                                                  ----------------------------

                                                  September 30,  September 30,
                                                      1995           1994
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) ....................................      $(22,539)     $(23,727)
                                                     ---------     ---------

Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
  Depreciation and depletion ..................        38,548        52,196
  Gain on sale of property ....................        (3,969)         --
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......           965         3,603
  Other current assets ........................       (11,830)          (55)
Increase (decrease) in:
   Accounts payable ...........................         5,856            82
   Payable to affiliated partnership ..........           (15)         --
   Payable to general partner .................        (5,316)        5,053
                                                      --------      --------

Total adjustments .............................        24,239        60,879
                                                      --------      --------

Net cash provided by operating activities .....         1,700        37,152
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property ............        10,000          --
    Property additions - development costs ....        (2,059)       (2,702)
                                                      --------      --------

Net cash provided by investing activities .....         7,941        (2,702)
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions .........................        (7,507)      (35,948)
                                                      --------      --------

NET INCREASE (DECREASE) IN CASH ...............         2,134        (1,498)

CASH AT BEGINNING OF YEAR .....................           801         3,180
                                                      --------      --------

CASH AT END OF PERIOD .........................      $  2,935       $ 1,682
                                                     =========      ========




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In the third quarter of 1995, the Company sold a portion of its in-terest in the Shana acqusition for $10,000. A gain of $3,969 was re-cognized from the sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $39,348 in 1994 to $33,895 in 1995. This represents a decrease of $5,453 (14%). Oil sales decreased by $1,338 (4%). A 12% decrease in the average oil sales price caused sales to decrease by $4,192. This decrease was partially offset by a 9% increase in oil production. Gas sales decreased by $4,115 (58%). A 14% decrease in the average gas sales price reduced sales by $466. A 52% decrease in gas production reduced sales by an additional $3,649. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily the result of the shut-in of production, in the third quarter of 1994, from the Corkscrew acquisition, partially offset by natural production declines. The lower gas production was primarily due to the shut-in of productin from the Hightower acquisition to perform a workover in the third quarter of 1995 and due to natural production declines, which were especially pronounced on the Pecan Island acquisition.

Lease operating expenses increased from $22,944 in 1994 to $27,360 in 1995. The increase of $4,416 (19%) is primarily due to costs incurred to perform a workover on the Hightower acquisition in the third quarter of 1995.

Depreciation and depletion expense decreased from $16,760 in the third quarter of 1994 to $13,025 in the third quarter of 1995. This represents a decrease of $3,735 (22%). The decline in production, noted above, reduced depreciation and depletion expense by $650. A 19% decrease in the depletion rate reduced depreciation and depletion expense by an additional $3,085. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

In the third quarter of 1995, the Company sold a portion of its interest in the Shana acqusition for $10,000. A gain of $3,969 was recognized from the sale.

General and administrative expenses decreased from $6,850 in 1994 to $6,126 in 1995. This decrease of $724 (11%) is primarily due to less staff time being required to manage the Company's operations in 1995.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $117,889 in 1994 to $114,131 in 1995. This represents a decrease of $3,758 (3%). Oil sales increased by $29,832 (35%). A 35% increase in the average oil sales price caused sales to increase by $29,749. A 1% increase in oil production increased sales by an additional $109. Gas sales decreased by $33,590 (105%). A 110% decrease in the average gas sales price reduced sales by $15,585. A 56% decrease in gas production reduced sales by an additional $18,005. The increase in average oil sales price was primarily the result of lower net profits payments on the Shana acquisition which had a pump replaced on the Dorothy Stevens #4 well, coupled with higher prices in the overall market for the sale of oil. The decrease in the average gas sales price was primarily the result of lower prices in the overall market for the sale of gas coupled with relatively higher production from properties with a relatively lower gas price. The higher oil production was primarily the result of the shut-in of production, in 1994, from the Corkscrew acquisition, partially offset by natural production declines. The lower gas production was primarily due to the shut-in of production from the Shana and Hightower acquisitions,to perform workovers in 1995, coupled with natural production declines.
Lease operating expenses increased from $56,354 in 1994 to $73,220 in 1995. The increase of $16,866 (30%) is primarily due to costs incurred to perform a workover on the Shana and Hightower acquisitions in 1995.

Depreciation and depletion expense decreased from $52,196 in the first nine months of 1994 to $38,547 in the first nine months of 1995. This represents a decrease of $13,649 (26%). The decline in production, noted above, reduced depreciation and depletion expense by $6,573. A 16% decrease in the depletion rate reduced depreciation and depletion expense by an additional $7,076. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

In the third quarter of 1995, the Company sold a portion of its interest in the Shana acqusition for $10,000. A gain of $3,969 was recognized from the sale.

General and administrative expenses decreased from $26,502 in 1994 to $20,865 in 1995. This decrease of $5,637 (21%) is primarily due to less staff time being required to manage the Company's operations in 1995.


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

The Company discontinued the payment of distributions in April 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ENEX OIL & GAS INCOME
                                                 PROGRAM III - SERIES 4, L.P.
                                                 ----------------------------
                                                       (Registrant)



                                                 By: ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                          General Partner



                                                   By: /s/ R. E. Densford
                                                      -------------------
                                                           R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




November 11, 1995                                 By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                         Accounting Officer