Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1996-05-14
CIK 820159

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                     MARCH 31,
ASSETS                                                                 1996
                                                               ----------------
                                                                  (Unaudited)
CURRENT ASSETS:

  Accounts receivable - oil & gas sales                        $       19,850
  Other current assets                                                  4,343
                                                               ---------------

Total current assets                                                   24,193
                                                               ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,694,656
  Less  accumulated depreciation and depletion                      1,330,329
                                                               ---------------

Property, net                                                         364,327
                                                               ---------------

TOTAL                                                          $      388,520
                                                               ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $       22,317
   Payable to general partner                                          33,794
                                                               ---------------

Total current liabilities                                              56,111
                                                               ---------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 135,178
                                                               ---------------

PARTNERS' CAPITAL:
   Limited partners                                                   185,755
   General partner                                                     11,476
                                                               ---------------

Total partners' capital                                               197,231
                                                               ---------------

TOTAL                                                          $      388,520
                                                               ===============







See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------


(UNAUDITED)                                   THREE MONTHS ENDED
                                        ----------------------------

                                          MARCH 31,       MARCH 31,
                                            1996            1995
                                        ------------    -----------

REVENUES:
  Oil and gas sales                     $    33,163         39,388
                                        ------------    -----------

EXPENSES:
  Depreciation and depletion                  3,737         13,716
  Impairment of property                     88,363              -
  Lease operating expenses                   22,454         23,776
  Production taxes                            2,229          2,645
  General and administrative                  7,068          8,945
                                        ------------    -----------

Total expenses                              123,851         49,082
                                        ------------    -----------

NET LOSS                                $   (90,688)        (9,694)
                                        ============    ===========



See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                   MARCH 31,          MARCH 31,
                                                     1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (90,688)          $ (9,694)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and depletion                         3,737             13,716
  Impairment of property                            88,363                  -
(Increase) in:
  Accounts receivable - oil & gas sales             (7,588)              (852)
  Other current assets                                  (4)            (1,720)
Increase in:
   Accounts payable                                    214              8,989
   Payable to general partner                        6,301              5,245

Total adjustments                                   91,023             25,378

Net cash provided by operating activities              335             15,684

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs  (550)               919

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                    -             (7,506)

NET  INCREASE (DECREASE) IN CASH                      (215)             9,097

CASH AT BEGINNING OF YEAR                              215                801

CASH AT END OF PERIOD                               $    -            $ 9,898



See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $88,363 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2 Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $39,388 in 1995 to $33,163 in 1996. This represents a decrease of $6,225 (16%). Oil sales decreased $15,181 or 39%. A 25% decrease in oil production reduced sales by $9,622, while a 19% decrease in average oil prices reduced sales by an additional $5,559. Gas sales increased by $8,956 or 1,478%. A 2,652% increase in average gas prices increased sales by $9,215. This increase was partially offset by a 43% decrease in gas production. The decrease in oil production was primarily the result of the Company not participating in a workover on the L.L. Butler well in the Hightower acquisition. The lower average oil price was a result of a relatively higher production of oil from wells with a relatively lower sales price, partially offset by higher prices in the overall market for the sale of oil. The lower gas production was primarily the result of the shut-in of production from the Dorothy Stevens #1 well in the Shana acquisition. The higher average gas price was a result of a relatively lower net profits payout on the Shana acquisition coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses decreased from $23,776 in 1995 to $22,454 in 1995. The decrease of $1,322 (6%) is primarily due to the decreases in production, noted above, partially offset by higher operating expenses incurred on the Shana acquisition in 1996.

Depreciation and depletion expense decreased from $13,716 in the first quarter of 1995 to $3,737 in the first quarter of 1995. This represents a decrease of $9,979 (73%). The changes in production, noted above, caused depreciation and depreciation expense to decrease by $3,718. A 63% decrease in the depletion rate reduced depreciation and depletion expense by an additional $6,261. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of an $88,363 property impairment, partially offset by a downward revision of the oil and gas reserves at December 31, 1995.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $88,363 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $8,945 in 1995 to $7,068 in 1996. This decrease of $1,877 (21%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in 1996.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 4, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1995                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer