Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1996-08-14
CIK 820159

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                                 Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                 JUNE 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              4,016
  Accounts receivable - oil & gas sales                                 18,899
  Other current assets                                                   4,344
                                                          ---------------------

Total current assets                                                    27,259
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,696,670
  Less  accumulated depreciation and depletion                       1,334,760
                                                          ---------------------

Property, net                                                          361,910
                                                          ---------------------

TOTAL                                                     $            389,169
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             15,383
   Payable to general partner                                           33,317
                                                          ---------------------

Total current liabilities                                               48,700
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  133,270
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    194,283
   General partner                                                      12,916
                                                          ---------------------

Total partners' capital                                                207,199
                                                          ---------------------

TOTAL                                                     $            389,169
                                                          =====================

See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                               QUARTER ENDED                           SIX MONTHS ENDED
                                     ------------------------------------    --------------------------------------

                                       JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                         1996                  1995                 1996                 1995
                                     ---------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                   $      43,957     $         40,848     $         77,120   $ $         80,236
                                     ---------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion                  4,431               11,807                8,168               25,523
   Impairment of property                         -                    -               88,363                    -
  Lease operating expenses                   21,125               22,084               43,579               45,860
  Production taxes                            2,324                3,183                4,553                5,828
  General and administrative                  6,109                5,794               13,177               14,739
                                     ---------------    -----------------    -----------------    -----------------

Total expenses                               33,989               42,868              157,840               91,950
                                     ---------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                     $       9,968     $         (2,020)    $        (80,720)  $ $        (11,714)
                                     ===============    =================    =================    =================




See accompanying notes to financial statements.
- ------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                      NINE MONTHS ENDED
                                                 ---------------------------
                                                 JUNE 30,            JUNE 30,
                                                   1996                1995
                                                 -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                   $   (80,720)         $  (11,714)
                                                 --------            --------
Adjustments  to  reconcile   net  (loss)
  to  net  cash  provided  by  operating
   activities:
  Depreciation and depletion                       8,168               25,523
  Impairment of property                          88,363                  -
(Increase) in:
  Accounts receivable - oil & gas sales           (6,637)             (11,206)
  Other current assets                                (5)              (2,779)
Increase (decrease) in:
   Accounts payable                               (6,720)              13,901
   Payable to affiliated partnership                   -                  (15)
   Payable to general partner                      3,916               (4,499)
                                                ----------           ---------
Total adjustments                                 87,085               20,925
                                                ----------           ---------
Net cash provided by operating activities          6,365                9,211

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs        (2,564)                (421)
                                                 ---------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                  -               (7,507)
                                                  --------             -------
NET INCREASE IN CASH                               3,801                1,283

CASH AT BEGINNING OF YEAR                            215                  801
                                              ----------           ----------
CASH AT END OF PERIOD                         $    4,016           $    2,084
                                              ==========           ==========




See accompanying notes to financial statements.
- -----------------------------------------------------------
                                       I-3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $43,957 in 1996 from $40,848 in 1995. This represents an increase of $3,109 (8%). Oil sales decreased by $4,704 (10%). A 12% decrease in the average oil sales price caused sales to decrease by $5,478. This decrease was partially offset by a 2% increase in oil production. Gas sales increased by $7,813 (156%). A 170% increase in the average gas sales price increased sales by $8,820. This increase was partially offset by a 20% decrease in gas production. The decrease in average oil sales price was primarily the result of higher net profits payments on the Shana acquisition which had a pump replaced on the Dorothy Stevens #4 well in 1995, partially offset by higher prices in the overall market for the sale of oil. The increase in the average gas sales price was primarily the result of higher prices in the overall market for the sale of gas coupled with higher production from properties with a relatively higher gas price. The higher oil production was primarily the result of higher production from the Shana acquisition, which was partially shut-in in 1995 for a pump replacement, partially offset by natural production declines. The lower gas production was primarily the result of the shut-in of non-economic wells in the Pecan Island acquisition, coupled with natural production declines.

Lease operating expenses decreased to $21,125 in 1996 from $22,084 in 1995. The decrease of $959 (4%) is primarily due to charges incurred to replace a pump on the Shana acquisition in the second quarter of 1996, partially offset by the changes in production, noted above.

Depreciation and depletion expense decreased to $4,431 in the second quarter of 1996 from $11,807 in the second quarter of 1995. This represents a decrease of $7,376. The changes in production, noted above, reduced depreciation and depletion expense by $122. A 62% decrease in the depletion rate reduced depreciation and depletion expense by an additional $7,254. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of an $88,363 property impairment in the first quarter of 1996, partially offset by a downward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $6,109 in 1996 from $5,794 in 1995. This increase of $315 (5%) is primarily due to more staff time being required to manage the Company's operations in 1996.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $77,120 in 1996 from $80,236 in 1995. This represents a decrease of $3,116 (4%). Oil sales decreased by $19,885 (23%). A 12% decrease in the average oil sales price caused sales to decrease by $8,673. A 13% decrease in oil production reduced sales by an additional $11,212. Gas sales increased by $16,769 (382%). A 526% increase in the average gas sales price increased sales by $17,289. This increase was partially offset by a 34% decrease in gas production. The decrease in average oil sales price was primarily the result of higher net profits payments on the Shana acquisition which had a pump replaced on the Dorothy Stevens #4 well in 1995, partially offset by higher prices in the overall market for the sale of oil. The increase in the average gas sales price was primarily the result of higher prices in the overall market for the sale of gas coupled with higher production from properties with a relatively higher gas price. The lower oil production was primarily the result of natural production declines. The lower gas production was primarily the result of the shut-in of non-economic wells in the Pecan Island acquisition, coupled with natural production declines.

Lease operating expenses decreased to $43,579 in 1996 from $45,860 in 1995. The decrease of $2,281 (5%) is primarily due to charges incurred to replace a pump on the Shana acquisition in the second quarter of 1996, partially offset by the changes in production, noted above.

Depreciation and depletion expense decreased to $8,168 in the first six months of 1996 from $25,523 in the first six months of 1995. This represents a decrease of $17,355 (68%). The changes in production, noted above, reduced depreciation and depletion expense by $4,000. A 62% decrease in the depletion rate reduced depreciation and depletion expense by an additional $13,355. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of an $88,363 property impairment in the first quarter of 1996, partially offset by a downward revision of the oil and gas reserves during December 1995.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $88,363 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased to $13,177 in 1996 from $14,739 in 1995. This decrease of $1,562 (11%) is primarily due to less staff time being required to manage the Company's operations in 1996.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                                ENEX OIL & GAS INCOME
                                           PROGRAM III - SERIES 4, L.P.
                                           ----------------------------
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                               --------------------------
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                ------------------
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




August 13, 1996                             By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer