Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1996-11-07
CIK 820159

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A



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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                 JUNE 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              4,016
  Accounts receivable - oil & gas sales                                 18,899
  Other current assets                                                   4,344
                                                          ---------------------

Total current assets                                                    27,259
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,696,670
  Less  accumulated depreciation and depletion                       1,334,760
                                                          ---------------------

Property, net                                                          361,910
                                                          ---------------------

TOTAL                                                     $            389,169
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             15,383
   Payable to general partner                                           33,317
                                                          ---------------------

Total current liabilities                                               48,700
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  133,270
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    194,283
   General partner                                                      12,916
                                                          ---------------------

Total partners' capital                                                207,199
                                                          ---------------------


TOTAL                                                     $            389,169
                                                          =====================


Number of $500 Limited Partner units outstanding                         5,410



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


3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived  Assets  and for  Long-Lived  Assets to be  Disposed  Of," which requires certain to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $88,363 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $88,363 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.



General and administrative expenses decreased to $13,177 in 1996 from $14,739 in 1995. This decrease of $1,562 (11%) is primarily due to less staff time being required to manage the Company's operations in 1996.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute the available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. Future periodic distributions will be made once sufficient net revenues are accumulated.


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


                                                ENEX OIL & GAS INCOME
                                           PROGRAM III - SERIES 4, L.P.
                                           ----------------------------
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                               --------------------------
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                ------------------
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer





November 7, 1996                            By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer