Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1996-11-14
CIK 820159

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                 September 30,
ASSETS                                                                1996
                                                             ------------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                       $      2,687
  Accounts receivable - oil & gas sales                            23,588
  Other current assets                                              4,343
                                                             -------------

Total current assets                                               30,618
                                                             -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         1,700,170
  Less  accumulated depreciation and depletion                  1,342,531
                                                             -------------

Property, net                                                     357,639
                                                             -------------

TOTAL                                                        $    388,257
                                                             =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $     11,227
   Payable to general partner                                      31,700
                                                             -------------

Total current liabilities                                          42,927
                                                             -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                             126,801
                                                             -------------

PARTNERS' CAPITAL:
   Limited partners                                               203,703
   General partner                                                 14,826
                                                             -------------

Total partners' capital                                           218,529
                                                             -------------

TOTAL                                                        $    388,257
                                                             =============


Number of $500 Limited Partner units outstanding                    5,410

See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                         NINE MONTHS ENDED
                                 -------------------------------------    ----------------------------------------

                                  September 30,        September 30,        September 30,         September 30,
                                      1996                  1995                 1996                  1995
                                 ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales               $       43,779     $         33,895     $        120,899     $          114,131
                                 ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion               7,771               13,025               15,939                 38,548
   Impairment of property                      -                    -               88,363                      -
  Lease operating expenses                16,915               27,360               60,494                 73,220
  Production taxes                         2,506                2,178                7,059                  8,006
  General and administrative               5,257                6,126               18,434                 20,865
                                 ----------------    -----------------    -----------------    -------------------

Total expenses                            32,449               48,689              190,289                140,639
                                 ----------------    -----------------    -----------------    -------------------

OTHER INCOME:
  Gain on sale of property                     -                3,969                    -                  3,969
                                 ----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                 $       11,330     $        (10,825)    $        (69,390)    $          (22,539)
                                 ================    =================    =================    ===================



See accompanying notes to financial statements.
-------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                     NINE MONTHS ENDED

                                          September 30,       September 30,
                                              1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                  $  (69,390)        $ (22,539)

Adjustments to reconcile net (loss) to
 net cash provided by operating activities:
  Depreciation and depletion                    15,939            38,548
  Impairment of property                        88,363                 -
  Gain on sale of property                           0            (3,969)
(Increase) decrease in:
  Accounts receivable - oil & gas sales        (11,326)              965
  Other current assets                              (4)          (11,830)
Increase (decrease) in:
   Accounts payable                            (10,876)            5,856
   Payable to affiliated partnership                 -               (15)
   Payable to general partner                   (4,170)           (5,316)

Total adjustments                               77,926            24,239

Net cash provided by operating activities        8,536             1,700

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                   -            10,000
    Property additions - development costs      (6,064)           (2,059)

Net cash provided (used) by investing activities(6,064)             7,941

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                -             (7,507)

NET INCREASE IN CASH                             2,472              2,134

CASH AT BEGINNING OF YEAR                          215                801

CASH AT END OF PERIOD                        $   2,687          $   2,935



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

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $43,779 in 1996 from $33,895 in 1995. This represents an increase of $9,884 (29%). Oil sales decreased by $2,277 (7%). A 31% decrease in the oil production caused sales to decrease by $9,455. This decrease was partially offset by a 33% increase in oil sales price. Gas sales increased by $12,161 (415%). A 51% increase in the average gas sales price increased sales by $5,064. A 243% increase in gas production increased gas sales by an additional $7,097. The increase in average oil sales price was primarily the result of lower net profits payments on the Shana acquisition which had a pump replaced on the Dorothy Stevens #4 well in 1995, and by higher prices in the overall market for the sale of oil. The increase in the average gas sales price was primarily the result of higher prices in the overall market for the sale of gas coupled with higher production from properties with a relatively higher gas price. The lower oil production was primarily due to natural production declines. The higher gas production was primarily the result of higher production from the Shana acquisition, which was shut-in in 1995 for a pump replacement, partially offset by natural production declines.


Lease operating expenses decreased to $16,915 in 1996 from $27,360 in 1995. The decrease of $10,445 (38%) is primarily due to charges incurred to replace a pump on the Shana acquisition in the third quarter of 1995, partially offset by the changes in production, noted above.

Depreciation and depletion expense decreased to $7,771 in the third quarter of 1996 from $13,025 in the third quarter of 1995. This represents a decrease of $5,254 (40%). The changes in production, noted above, reduced depreciation and depletion expense by $213. A 90% decrease in the depletion rate reduced depreciation and depletion expense by an additional $5,041. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of an $88,363 property impairment in the first quarter of 1996, partially offset by a downward revision of the oil and gas reserves during December 1995.

General and administrative expenses decreased to $5,257 in 1996 from $6,126 in 1995. This decrease of $869 (14%) is primarily due to less staff time being required to manage the Company's operations in 1996.


First Nine  Months in 1995 Compared to First Nine  Months in 1996
-----------------------------------------------------------------

Oil and gas sales for the first nine months increased to $120,899 in 1996 from $114,131 in 1995. This represents a increase of $6,768 (6%). Oil sales decreased by $22,096 (19%), as a result of a 19% decrease in oil production. Gas sales increased by $28,864 (1,985%). A 1,320% increase in average gas sales price. The decrease in average oil sales was primarily the result of higher net profits payments on the Shana acquisition which had a pump replaced on the Dorothy Stevens #4 well in 1995, partially offset by higher prices in the overall market for the sale of oil. The increase in the average gas sales price was primarily the result of higher prices in the overall market for the sale of gas coupled with higher production from properties with a relatively higher gas price.

Lease operating expenses decreased to $60,494 in 1996 from $73,220 in 1995. The decrease of $12,726 (17%) is primarily due to charges incurred to replace a pump on the Shana acquisition in the third quarter of 1995, partially offset by the changes in production, noted above.

Depreciation and depletion expense decreased to $15,939 in the first nine months of 1996 from $38,548 in the first nine months of 1995. This represents a decrease of $22,609 (59%). The changes in production, noted above, reduced depreciation and depletion expense by $4,174. A 54% decrease in the depletion rate reduced depreciation and depletion expense by an additional $18,435. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of an $88,363 property impairment in the first quarter of 1996, partially offset by a downward revision of the oil and gas reserves during December 1995.

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

General and administrative expenses decreased to $18,434 in 1996 from $20,865 in 1995. This decrease of $2,431 (12%) is primarily due to less staff time being required to manage the Company's operations in 1996.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                             ENEX OIL & GAS INCOME
                                        PROGRAM III - SERIES 4, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




November 13, 1996                        By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer