Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1997-01-08
CIK 820159

--------------------------------------------------------------------------


---------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                           Number of Record Holders
               Title of Class                (as of March 1, 1996)

             -----------------           ------------------------------


          General Partner's Interests                  1

          Limited Partnership Interests               396



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

            The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. The Company plans to repay the amount owed to the general partner over a five year period. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations .


            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.      Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

----------------------------------------------------


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.

BALANCE SHEET, DECEMBER 31, 1995
---------------------------------------------------------------------------

ASSETS
                                                                   1995
                                                            ---------------
CURRENT ASSETS:
  Cash                                                      $          215
  Accounts receivable - oil & gas sales                             12,262
  Other current assets                                               4,339
                                                            ---------------

Total current assets                                                16,816
                                                            ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,694,106
  Less  accumulated depreciation and depletion                   1,238,229
                                                            ---------------

Property, net                                                      455,877
                                                            ---------------

TOTAL                                                       $      472,693
                                                            ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $       22,103
   Payable to general partner                                      162,671
                                                            ---------------

Total current liabilities                                          184,774
                                                            ---------------

PARTNERS' CAPITAL:
   Limited partners                                                276,583
   General partner                                                  11,336
                                                            ---------------

Total partners' capital                                            287,919
                                                            ---------------

TOTAL                                                       $      472,693
                                                            ===============


Number of $500 Limited Partner units outstanding                     5,410




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

------------------------------------------------------------------


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

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

                      ENEX OIL AND GAS INCOME PROGRAM III -
                                 SERIES 4, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                             the General Partner



December 23, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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