Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 4 L P
filed 1997-05-15
CIK 820159

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                             1997
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $             24,877
  Accounts receivable - oil & gas sales                                 28,799
  Other current assets                                                   6,036
                                                          ---------------------

Total current assets                                                    59,712
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,700,584
  Less  accumulated depreciation and depletion                       1,353,913
                                                          ---------------------

Property, net                                                          346,671
                                                          ---------------------

TOTAL                                                     $            406,383
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             23,947
   Payable to general partner                                          131,431
                                                          ---------------------

Total current liabilities                                              155,378
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    231,792
   General partner                                                      19,213
                                                          ---------------------

Total partners' capital                                                251,005
                                                          ---------------------

TOTAL                                                     $            406,383
                                                          =====================


Number of $500 Limited Partner units outstanding                         5,410



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

(UNAUDITED)                              THREE MONTHS ENDED
                                   ----------------------------------------

                                      MARCH 31,              MARCH 31,
                                         1997                  1996
                                 -------------------    -------------------
REVENUES:
  Oil and gas sales              $           61,651         $       33,163
                                 -------------------    -------------------

EXPENSES:
  Depreciation and depletion                  7,532                  3,737
  Impairment of property                          -                 88,363
  Lease operating expenses                   23,244                 22,454
  Production taxes                            3,199                  2,229
  General and administrative                  4,737                  7,068
                                 -------------------    -------------------

Total expenses                               38,712                123,851
                                 -------------------    -------------------

NET INCOME (LOSS)                $           22,939        $       (90,688)
                                 ===================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 4, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
-----------------------------------------------------------------------------

                                                                                                  PER $500
                                                                                                   LIMITED
                                                                                                   PARTNER
                                                         GENERAL              LIMITED             UNIT OUT-
                                    TOTAL                PARTNER             PARTNERS             STANDING
                              -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996      $        287,919     $          11,336    $         276,583    $              51

NET INCOME                             (59,853)                4,830              (64,683)                 (12)
                              -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996             228,066                16,166              211,900                   39

NET INCOME                              22,939                 3,047               19,892                    4
                              -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997       $        251,005     $          19,213    $         231,792 (1)$              43
                              =================    ==================   ==================   ==================


(1)  Includes 1,003 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 4, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                             ------------------------------------------

                                                                MARCH 31,                MARCH 31,
                                                                   1997                    1996
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $           22,939         $        (90,688)
                                                           -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                            7,532                    3,737
  Impairment of property                                                    -                   88,363
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                   301                   (7,588)
  Other current assets                                                 (1,692)                      (4)
Increase (decrease) in:
   Accounts payable                                                     4,784                      214
   Payable to general partner                                         (16,797)                   6,301
                                                           -------------------      -------------------

Total adjustments                                                      (5,872)                  91,023
                                                           -------------------      -------------------

Net cash provided by operating activities                              17,067                      335
                                                           -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                               (345)                    (550)
                                                           -------------------      -------------------

NET  INCREASE (DECREASE) IN CASH                                       16,722                     (215)

CASH AT BEGINNING OF YEAR                                               8,155                      215
                                                           -------------------      -------------------

CASH AT END OF PERIOD                                      $           24,877         $              -
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

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $33,163 in 1996 to $61,651 in 1997. This represents an increase of $28,488 (86%). Oil sales increased $16,198 or 69%. A 77% increase in average oil prices increased sales by $17,325. This increase was partially offset by a 5% decline in oil production. Gas sales increased by $12,290 or 129%. A 461% increase in gas production increased sales by $44,114. This increase was partially offset by a 59% decrease in average gas sales prices. The decrease in oil production was primarily the result of natural production declines. The higher average oil price was a result of a relatively higher production of oil from wells with a relatively higher sales price coupled with higher prices in the overall market for the sale of oil. The higher gas production was primarily the result of the shut-in of wells in the Pecan Island acquisition in the first quarter of 1996. The lower average gas price was a result of a relatively higher net profits payout on the Shana acquisition coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses increased from $22,454 in 1996 to $23,244 in 1997. The increase of $790 (4%) is primarily due to the changes in production, noted above, partially offset by lower operating expenses incurred on the Shana acquisition in 1997.

Depreciation and depletion expense increased from $3,737 in the first quarter of 1996 to $7,532 in the first quarter of 1997. This represents an increase of $3,795. The changes in production, noted above, caused depreciation and depreciation expense to increase by $1,584. A 42% increase in the depletion rate increased depreciation and depletion expense by an additional $2,211. The increase in the depletion rate was primarily due to the relatively higher production from the Pecan Island acquisition which has a relatively higher depletion rate, partially offset by an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $7,068 in 1996 to $4,737 in 1997. This decrease of $2,331 (33%) is primarily due to less staff time being required to manage the Company's operations.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

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

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 4, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer